Form 10-Q
period 2008-09-30
NICHOLAS LTD EDITION INC
filed 2008-11-21
CIK 809802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM N-Q

QUARTERLY SCHEDULE OF PORTFOLIO HOLDINGS OF REGISTERED
MANAGEMENT INVESTMENT COMPANY

Investment Company Act file number: 811-04993

Nicholas Limited Edition, Inc.
(Exact Name of Registrant as Specified in Charter)

700 North Water Street, Milwaukee, Wisconsin 53202
(Address of Principal Executive Offices) (Zip Code)

Jeffrey T. May, Senior Vice President, Secretary and Treasurer
700 North Water Street
Milwaukee, Wisconsin 53202
(Name and Address of Agent for Service)

Registrant's Telephone Number, Including Area Code: 414-272-4650 Date of Fiscal Year End: 12/31/2008 Date of Reporting Period: 09/30/2008

Item 1. Schedule of Investments.

	Nicholas Limited Edition, Inc.
	Schedule of Investments (unaudited)
	AS OF: 09/30/2008

		VALUE
		------------
COMMON STOCKS - 91.00%
	Consumer Discretionary - Auto & Components - 0.25%
60,000	Amerigon Incorporated *	$ 394,800
		------------

	Consumer Discretionary - Consumer Durables
	& Apparel - 1.14%
90,000	Carter's, Inc. *	1,775,700
		------------

	Consumer Discretionary - Consumer Services - 2.43%
92,500	BJ's Restaurants Inc. *	1,104,450
33,300	Matthews International Corporation	1,689,642
110,000	Texas Roadhouse, Inc. - Class A *	988,900
		------------
		3,782,992
		------------

	Consumer Discretionary - Hotels, Restaurants
	& Leisure - 2.25%
40,000	California Pizza Kitchen, Inc. *	514,800
35,000	Jack in the Box Inc. *	738,500
28,000	Panera Bread Company *	1,425,200
57,500	Sonic Corp. *	837,775
		------------
		3,516,275
		------------

	Consumer Discretionary - Media - 0.18%
5,000	Morningstar, Inc. *	277,350
		------------

	Consumer Discretionary - Retail - 3.64%
26,000	J.Crew Group, Inc. *	742,820
90,000	Monro Muffler Brake, Inc.	2,075,400
95,000	O'Reilly Automotive, Inc. *	2,543,150
20,000	Penske Automotive Group, Inc.	229,400
2,000	Tractor Supply Company *	84,100
		------------
		5,674,870
		------------

	Consumer Staples - Food, Beverage & Tobacco - 1.45%
25,000	J.M. Smucker Company (The)	1,267,250
151,500	Smart Balance, Inc. *	993,840
		------------
		2,261,090
		------------

	Consumer Staples - Household & Personal
	Products - 1.15%
50,000	WD-40 Company	1,796,500
		------------

	Energy - 6.80%
45,100	Approach Resources Inc. *	652,146
70,000	Bolt Technology Corporation *	1,012,900
22,500	Bristow Group Inc. *	761,400
15,200	Continental Resources, Inc. *	596,296
70,500	Crosstex Energy, Inc.	1,760,385
42,000	Denbury Resources Inc. *	799,680
30,000	Dril-Quip, Inc. *	1,301,700
20,000	IHS Inc. *	952,800
100,000	Parallel Petroleum Corporation *	942,000
55,000	TETRA Technologies, Inc. *	761,750
105,400	TXCO Resources Inc. *	1,058,216
		------------
		10,599,273
		------------

	Exchange Traded Fund - 3.97%
87,500	iShares Russell 2000 Growth Index Fund	6,188,000
		------------

	Financials - Banks - 3.50%
75,000	Associated Banc-Corp	1,496,250
101,000	Baylake Corp.	681,750
60,000	FirstMerit Corporation	1,260,000
100,000	Marshall & Ilsley Corporation	2,015,000
		------------
		5,453,000
		------------

	Financials - Diversified - 3.65%
23,000	Affiliated Managers Group, Inc. *	1,905,550
55,000	Eaton Vance Corp.	1,937,650

75,000	Waddell & Reed Financial, Inc.	1,856,250
		------------
		5,699,450
		------------

	Financials - Insurance - 4.72%
120,000	Brown & Brown, Inc.	2,594,400
112,500	HCC Insurance Holdings, Inc.	3,037,500
53,400	Willis Group Holdings Limited	1,722,684
		------------
		7,354,584
		------------

	Health Care - Equipment - 7.81%
100,000	DexCom, Inc. *	619,000
41,000	IDEXX Laboratories, Inc. *	2,246,800
114,400	Insulet Corporation *	1,592,448
34,550	Meridian Bioscience, Inc.	1,003,332
105,000	Micrus Endovascular Corporation *	1,464,750
32,500	NuVasive, Inc. *	1,603,225
40,000	Somanetics Corporation *	874,800
65,400	TranS1 Inc. *	646,806
70,000	Wright Medical Group, Inc. *	2,130,800
		------------
		12,181,961
		------------

	Health Care - Pharmaceuticals
	& Biotechnology - 5.44%
42,000	Charles River Laboratories International, Inc.	2,332,260
40,000	Kendle International Inc. *	1,788,400
77,000	PAREXEL International Corporation *	2,206,820
30,000	Techne Corporation *	2,163,600
		------------
		8,491,080
		------------

	Health Care - Services - 7.09%
80,000	AmSurg Corp. *	2,037,600
60,000	DaVita, Inc. *	3,420,600
101,000	Dialysis Corporation of America *	792,850
35,000	Eclipsys Corporation *	733,250
46,200	MWI Veterinary Supply, Inc. *	1,815,198
76,500	VCA Antech, Inc. *	2,254,455
		------------
		11,053,953
		------------

	Industrials - Capital Goods - 8.62%
45,000	Brady Corporation	1,587,600
22,500	Ceradyne, Inc. *	824,850
42,650	Graco Inc.	1,518,767
30,000	Kaydon Corporation	1,351,800
40,000	Middleby Corporation (The) *	2,172,400
37,500	MSC Industrial Direct Co., Inc. - Class A	1,727,625
75,000	Orion Energy Systems, Inc. *	420,750
25,000	Powell Industries, Inc. *	1,020,250
50,000	Robbins & Myers, Inc.	1,546,500
48,750	Sun Hydraulics Corporation	1,269,450
		------------
		13,439,992
		------------

Industrials - Commercial Services & Supplies - 6.79%
20,000	Advisory Board Company (The) *	603,200
50,000	Copart, Inc. *	1,900,000
30,000	Fuel Tech, Inc. *	542,700
27,500	Huron Consulting Group Inc. *	1,566,950
60,000	ICF International, Inc. *	1,185,000
75,000	Mobile Mini, Inc. *	1,449,750
70,000	Navigant Consulting, Inc. *	1,392,300
33,000	Stericycle, Inc. *	1,944,030
		------------
		10,583,930
		------------

	Industrials - Transportation - 1.03%
94,250	Knight Transportation, Inc.	1,599,423
		------------

	Information Technology - Hardware
	& Equipment - 7.63%
90,000	ADC Telecommunications, Inc. *	760,500
11,900	Dolby Laboratories, Inc. *	418,761
17,300	DTS, Inc. *	481,459
120,000	Emulex Corporation *	1,280,400
73,500	FLIR Systems, Inc. *	2,823,870
40,000	Foundry Networks, Inc. *	728,400
85,000	Intermec, Inc. *	1,669,400
45,000	Plexus Corp. *	931,500
40,000	Rofin-Sinar Technologies Inc. *	1,224,400
55,000	ScanSource, Inc. *	1,583,450
		------------
		11,902,140

			------------

	Information Technology - Software & Services - 9.81%
42,500	ANSYS, Inc. *		1,609,475
35,000	FactSet Research Systems Inc.		1,828,750
65,900	Heartland Payment Systems, Inc.		1,684,404
90,000	Metavante Technologies, Inc. *		1,733,400
69,500	MICROS Systems, Inc. *		1,852,870
76,100	PROS Holdings, Inc. *		714,579
42,500	Quality Systems, Inc.		1,796,050
55,000	Solera Holdings, Inc. *		1,579,600
29,500	SPSS Inc. *		866,120
55,000	Wright Express Corporation *		1,641,750
			------------
			15,306,998
			------------

	Materials - 1.65%
66,000	AptarGroup, Inc.		2,581,260
			------------

TOTAL Common Stocks	(COST: $	113,375,403)	141,914,621
			------------

SHORT-TERM INVESTMENTS - 9.27%
	Commercial Paper - 8.20%
$ 700,000	H.J. Heinz Finance Company 10/01/08, 2.90%		700,000
750,000	Kellogg Company 10/02/08, 3.25%		749,932
550,000	Aetna Inc. 10/03/08, 2.93%		549,910
725,000	Diageo Capital plc 10/06/08, 5.50%		724,446
550,000	Integrys Energy Group, Inc. 10/06/08, 2.95%		549,775
475,000	Fortune Brands, Inc. 10/08/08, 2.95%		474,727
620,000	General Mills, Inc. 10/09/08, 5.25%		619,277
300,000	Volkswagen of America, Inc. 10/10/08, 2.92%		299,781
350,000	Volkswagen of America, Inc. 10/10/08, 2.95%		349,742
365,000	Wisconsin Energy Corporation 10/10/08, 5.00%		364,544
725,000	Verizon Communications Inc. 10/14/08, 4.00%		723,953
700,000	Volkswagen of America, Inc. 10/14/08, 2.85%		699,280
250,000	John Deere Capital Corporation 10/16/08, 2.30%		249,760
430,000	Kellogg Company 10/21/08, 2.77%		429,338
300,000	Verizon Communications Inc. 10/21/08, 4.75%		299,208
250,000	Diageo Capital plc 10/22/08, 2.93%		249,573
650,000	Wisconsin Energy Corporation 10/22/08, 5.00%		648,104
725,000	Wisconsin Energy Corporation 10/22/08, 5.00%		722,885
650,000	Kellogg Company 10/24/08, 2.75%		648,858
625,000	Integrys Energy Group, Inc. 10/28/08, 6.05%		622,164
700,000	General Mills, Inc. 10/30/08, 5.25%		697,040
775,000	H.J. Heinz Finance Company 10/31/08, 5.90%		771,190
650,000	Integrys Energy Group, Inc. 11/04/08, 5.75%		646,470
			------------
			12,789,957
			------------
	Variable Rate Security - 1.07%
1,674,414	Wisconsin Corporate Central Credit Union
	10/01/08, 3.60%		1,674,414
			------------

TOTAL Short-term Investments	(COST: $14,464,371)		14,464,371
			------------

TOTAL SECURITY HOLDINGS (COST: $127,839,774) - 100.27%			156,378,992
			------------
LIABILITIES, NET OF OTHER ASSETS - (0.27)%			(422,758)
			------------
TOTAL NET ASSETS			$155,956,234
			------------
			------------

% OF NET ASSETS
* NON-INCOME PRODUCING

As of September 30, 2008, investment cost for federal tax purposes was $127,763,272 and the tax basis components of unrealized appreciation/depreciation were as follows:

Unrealized appreciation	$ 39,079,581
Unrealized depreciation	(10,463,862)
------------
Net unrealized appreciation	$ 28,615,719
------------
------------

For information on the Fund's policies regarding the valuation of investments and other significant accounting policies, please refer to the Fund's most recent Semiannual or Annual Report to Shareholders.

Various inputs are used in determining the value of the Fund's investments relating to Finanacial Accounting Standard No. 157.

The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following is a summary of the inputs used as of September 30, 2008 in valuing the Fund’s investments carried at value:

Valuation Inputs	Investments in Securities	Other Financial Instruments*
Level 1 - Quoted Prices	$141,914,621	$ --
Level 2 - Other Significant Observable Inputs	14,464,371	--
Level 3 - Significant Unobservable Inputs	--	--
	------------	------------
Total	$156,378,992	$ --
	------------	------------
	------------	------------

*Other financial instruments include futures, forwards and swap contracts.

Item 2. Controls and Procedures.

(a) The Fund's principal executive officer and principal financial officer have concluded that the Fund's disclosure controls and procedures are sufficient to ensure that information required to be disclosed by the Fund in this Form N-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing date of the report.

(b) There were no significant changes or corrective actions with regard to significant deficiencies or material weaknesses in the Fund's internal controls or in other factors that could significantly affect the Fund's internal controls during the last fiscal quarter.

Item 3. Exhibits.

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 30a-2(a) under the Act, attached hereto as part of EX-99.CERT.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Nicholas Limited Edition, Inc.

By: /s/ David O. Nicholas Name: David O. Nicholas Title: Principal Executive Officer Date: 11/21/2008

     Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David O. Nicholas Name: David O. Nicholas Title: Principal Executive Officer Date: 11/21/2008 By: /s/ Jeffrey T. May Name: Jeffrey T. May Title: Principal Financial Officer Date: 11/21/2008